Form 10QSB
period 2004-09-30
CLINICAL INTELLIGENCE INC
filed 2005-10-04
CIK 1218244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _________________

Commission file number 333-110128

Clinical Intelligence, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                                                  84-1585421
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

1629 York Street, Suite 102, Denver, Colorado  80206
(Address of principal executive offices)

(303) 388-8586
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $.001 par value: 925,000 shares as of October 4, 2005

FORM 10-QSB
CLINICAL INTELLIGENCE, INC.
INDEX

                                                                                   Page

PART I.   Financial Information

                Item I.  Financial Statements (unaudited)                                                                  3

                Balance Sheet, September 30, 2004 (unaudited)                                                      4

                Unaudited Statements of Operations for the three and nine months
                Ended September 30, 2004 and 2003 and for the period from inception
                to September 30, 2004                                                                                            5

                Unaudited Consolidated Statements of Cash Flows, for the nine months ended September 30, 2004 and 2003 and for the period from inception
                to September 30, 2004                                                                                            6

                Notes to Financial Statements                                                                                   7

                Item II.  Management's Discussion and Analysis of Financial
                Condition                                                                                                                 9

                 Item III.  Controls and Procedures                                                                         10

PART II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                                                           11

                  Signatures                                                                                                             12

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

In the opinion of Management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

Clinical Intelligence, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2004
(Unaudited)

Assets

Cash and cash equivalents	$ 1,372

Other Assets
Software licensing rights, net	2,577
Deferred offering costs	73,588

76,165

$ 77,537

Liabilities & Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 59,089
Accrued interest	267
Loans from shareholders	9,000
Notes payable	10,000

Total current liabilities	78,356

Stockholders' (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 925,000 shares issued and outstanding	925
Additional paid-in capital	41,255
Accumulated (deficit)	(42,999)

(819)

$ 77,537

The accompanying notes are an integral part of the financial statements.

Clinical Intelligence, Inc.
(A Development Stage Company)
Statement of Operations
Three and nine months September 30, 2004 and September 30, 2003 and the Period From Inception (May 18, 2000) to September 30, 2004
(Unaudited)

	Three Months Ended		Nine months ended		Inception to
	September 30	September 30	September 30	September 30	September 30
	2004	2003	2004	2003	2004

Revenues	$ -	$ -	$ 1,795	$ 4,311	$ 11,124

Operating Expenses
General and administrative	8,424	8,000	25,168	21,809	53,723

Operating (loss)	(8,424)	(8,000)	(23,373)	(17,498)	(42,599)

Other Income (Expense)
Interest expense	(200)	-	(400)	-	(400)

Net (Loss)	$ (8,624)	$ (8,000)	$ (23,773)	$ (17,498)	$ (42,999)

Weighted Average Shares Outstanding
Basic and Diluted	925,000	925,000	925,000	925,000	655,611

(Loss) Per Common Share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)

The accompanying notes are an integral part of the financial statements.

Clinical Intelligence, Inc.
(A Development Stage Company)
Statement of Cash Flows
Nine months ended September 30, 2004 and September 30, 2003 and the Period From Inception (May 18, 2000) to September 30, 2004
(Unaudited)

	Nine months ended		Inception to
	September 30	September 30	September 30
	2004	2003	2004

Cash Flows from Operating Activities
Cash provided by (used in) operating activities	$ (17,954)	$ (19,416)	$ 42,515

Cash Flows from Investing Activities
Cash (used in) investing activities	-	-	(7,135)

Cash Flows from Financing Activities
Deferred offering costs	-	-	(73,588)
Proceeds for shareholders loans	9,000	-	9,000
Proceeds from note payable	10,000	-	10,000
Proceeds from issuance of common stock	-	-	20,580

Cash provided by(used in) financing activities	19,000	20,355	(34,008)

Increase in cash and cash equivalents	1,045	939	1,372

Cash and cash equivalents
Beginning of period	327	63	-

End of period	$ 1,372	$ 1,002	$ 1,372

The accompanying notes are an integral part of the financial statements.

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2004

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of Clinical Intelligence Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended December 31, 2003 for Clinical Intelligence Inc. on Form SB-1 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Business and Organization
Clinical Intelligence, Inc. (the "Company") was organized on May 18, 2000 (inception) as a corporation (operations began in 2001). On November 1, 2002, the Company acquired the license to market and sell the computer technology entitled "Acquire" from the licensor Acquired Intelligence Limited of Victoria, British Columbia. This license was formerly owned by EZ Natural Limited, which relinquished the rights, title, and interest to Clinical Intelligence, Inc. with concurrent approval of the licensor and the payment from Clinical Intelligence, Inc. to EZ Natural Limited in the amount of $10,000 less acquired receivables due EZ Natural Limited of $2,865. Acquire is a software package that allows individual consumers to build expertise databases and avoid reliance on others with specific skill sets in this area. Acquired Intelligence, Inc. will continue to market the product until Clinical Intelligence, Inc. is operationally able to perform that role. In the meantime, Acquired Intelligence, Inc. will complete sales transactions, collect the monies and remit sales reports and monies to Clinical Intelligence, Inc. Acquired Intelligence, Inc. has initiated sales of the product on behalf of the Company in several countries including the United States, Turkey, Canada and Israel.

Development Stage
For the period May 18, 2000 (Inception) to September 30, 2004, the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital, securing the rights to the "Acquire" license, and initial business plan implementation.

The Company has been dependent on the continued financial support of its founders and other investors from the sale of common stock and the contributions of services from management. The Company must obtain additional financing or equity capital in order to continue to develop and implement its business plan and objectives. If financing or equity capital is not received, the continuing operations of the Company may be limited.

Management’s Representation of Interim Financial Information
Clinical Intelligence, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.

Earnings Per Share
The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE B – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES
During the nine months ended September 30, 2004, the Company received funds in the form of a promissory note from an unrelated third-party that will be utilized for working capital purposes. The amount borrowed was $10,000 and under the terms of the agreement, the Company is to repay the note no later than March 21, 2005 at an interest rate of 8%.

During this period, the Company received a series of advances from two shareholders totaling $9,000. The advances bearing annual interest of 8% and mature on August 2, 2005.

NOTE C – STOCKHOLDERS’ (DEFICIT)

Preferred Stock
The Company has authorized the issuance of 10,000,000 $0.001 par value shares of preferred stock. The preferred shareholders have voting rights the same as the common shareholders. To date, no shares of preferred stock have been issued or are outstanding.

Common Stock
From inception, to September 30, 2004, the Company has issued 925,000 shares of $0.001 par value common stock in exchange for $20,580. During the nine-month period ended September 30, 2004, the Company issued 500 shares of $0.001 par value common stock in exchange for $500.

Contributed Capital
From inception to September 30, 2004, the President and the Secretary of the Company and other at-will employees contributed services valued at $19,520. All are stockholders of the Company. The costs were expensed as compensation and included as general and administrative costs on the statements of operations. During the nine-month period ended September 30, 2004, the President and the Secretary of the Company and other at-will employees contributed services valued at $8,640.

NOTE D – RELATED PARTY TRANSACTIONS
The President of the Company is also the Director of Software Development for Acquired Intelligence, Inc., the entity from whom the Company will be licensing the "Acquire" software products and the entity that is currently selling the related software products on behalf of the Company. All revenues recognized since inception have been done so in accordance with the agreement with Acquired Intelligence, Inc.

NOTE E – GOING CONCERN
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $23,773 for the nine months ended September 30, 2004, a loss of $8,624 for the three months ended September 30, 2004, as well as reporting net losses of $42,999 from inception (May 18, 2000).  As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $17,954 for the nine months ended September 30, 2004 and has reported deficient cash flows from operating activities of $42,515 from inception (May 18, 2000). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $20,580 and short-term debt $19,000, $9,000 of which is principally related party debt.

NOTE F – SUBSEQUENT EVENT
On February 3, 2005, Merrill Communications, LLC (“Merrill”) filed a complaint against the Company.  Merrill is a New York company that provides printing and document conversion services.  Merrill is seeking monies owed for services it claims it rendered to the Company, along with interest in the approximate amount of $25,820.  The Company did not enter into a contract with Merrill and did not know Merrill had rendered services until after the services were rendered.  The Company did not agree to pay Merrill at any price and had no opportunity to negotiate price, terms or extent of services to be performed.  The Company is in the process of defending its position against Merrill and expects a favorable outcome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors.  Such factors are discussed under the "Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

The Company has not been profitable since inception.

Three Month Periods Ended September 30, 2004 and 2003

The Company had $0 in revenue from continuing operations for the three-month period ended September 30, 2004 and revenue of $0 for the same three-month period in 2003.

General and administrative expenses for the three-month periods ended September 30, 2004 were $8,424 compared to $8,000 for the same period in 2003.  Expenses consisted of amortization, the value of wages contributed by officers, printing and reproduction and legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $8,624 for the three months ended September 30, 2004 as compared to net loss of $8,000 for the same period in 2003.

Nine Month Periods Ended September 30, 2004 and 2003

The Company had $1,795 in revenue from continuing operations for the nine-month period ended September 30, 2004 and revenue of $4,311 for the same nine-month period in 2003.

General and administrative expenses for the nine-month periods ended September 30, 2004 were $25,168 compared to $21,809 for the same period in 2003.  Expenses consisted of amortization, the value of wages contributed by officers, printing and reproduction and legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $23,773 for the nine months ended September 30, 2004 as compared to net loss of $17,498 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had assets consisting of $1,372 cash on hand.  Current liabilities consisted of accounts payable of $59,089, a note payable to a shareholder of $9,000 and notes payable and accrued interest of $10,267 for total current liabilities of $78,356.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers.  The Company will find it necessary to raise additional capital.  The Company may sell common stock of the Company or enter into additional debt financing agreements.

During the nine-month period ended September 30, 2004, the Company has received three loans totaling $9,000 from two stockholders of the Company.  The notes are due August 2, 2005.

To consummate our business plan, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

ITEM 3. CONTROLS AND PROCEDURES

                a.             Evaluation of Disclosure Controls and Procedures. Our Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

                b.             Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

31.1	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINICAL INTELLIGENCE, INC.

Date: October 4, 2005 /s/ Gerald Trumbule Gerald Trumbule Chief Financial Officer