Form 10KSB
period 2004-12-31
CLINICAL INTELLIGENCE INC
filed 2005-10-19
CIK 1218244

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-110128

Clinical Intelligence, Inc.
(Exact name of small business issuer in its charter)

Colorado                                                                                       84-1585421
(State of incorporation)                                                           (I.R.S. Employer Identification No.)

1629 York Street, Suite 102, Denver, Colorado  80206
(Address of principal executive offices)

(303) 388-8586
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for the fiscal year ended December 31, 2004, were $6,903.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of October 19, 2005: Common Stock, par value $0.001 per share — $0.00 as there is no public market for the Common Stock.  As of October 19, 2005, the Company had 925,500 shares of common stock issued and outstanding.

FORM 10-KSB
CLINICAL INTELLIGENCE, INC.
INDEX

                                                                                                                             Page

PART I.
          Item 1.  Description of Business                                                                      3

          Item 2.  Description of Property                                                                      8

          Item 3.  Legal Proceedings                                                                              8

          Item 4.  Submission of Matters to a Vote of Security Holders                           8

PART II.

          Item 5.  Market for Common Equity, Related Stockholder Matters and
                       Issuer Purchases of Equity Securities                                                  9

          Item 6.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  9

          Item 7.  Financial Statements                                                                        10

          Item 8.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosures                                              10

          Item 8A. Controls and Procedures                                                               10

PART III.

          Item 9.  Directors, Executive Officers, Promoters and Control
                       Persons; Compliance with Section 16(a) of the Exchange Act          11

          Item 10. Executive Compensation                                                                12

          Item 11. Security Ownership of Certain Beneficial Owners and
                        Management                                                                                  12

          Item 11A.Audit Committee                                                                          12

          Item 12. Certain Relationships and Related Transactions                               13

          Item 13. Exhibits and Reports on Form 8-K                                                 13

          Item 14. Principal Accountant Fees and Services                                          13

          Financial Statements pages                                                              F-1 to F-9

          Signatures                                                                                                   15

          Certifications                                                                                               16

PART I.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that, actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Item 1. Description of Business

The Company was formed in Colorado on May 18, 2000, and re-incorporated in Delaware on July 24, 2003. On November 1, 2002, we acquired a license to market and sell the ACQUIRE(R) and ACQUIRE(R)-SDK software from the licensor, Acquired Intelligence, Limited. Acquired Intelligence, Limited (“Acquired Intelligence”) is a Canadian corporation headquartered in Victoria, British Columbia. Its business is the creation, design and implementation of computer programs and platforms associated with technology commonly referred to as "artificial intelligence." Acquired Intelligence is the sole developer of Acquire(R) and Acquire(R)-SDK. Acquired Intelligence is the sole holder of the copyright to these software products and the sole holder of the registered trademark. All rights to the software are held by Acquired Intelligence other than those outlined in the license agreement between Acquired Intelligence and us.  The license we acquired was formerly owned by EZ Natural Limited who relinquished rights, title and interest to us with concurrent approval of the licensor and the payment from us to EZ Natural Limited in the amount of $10,000 less the rights in $2,865 of receivables due EZ Natural Limited that we subsequently collected. Our license from Acquired Intelligence provides us with a perpetual, exclusive, transferable, world-wide license to use, display, market, promote, distribute and sublicense the ACQUIRE(R) and ACQUIRE(R)-SDK software in accordance with the terms of the license agreement.

We are a distributor of software products produced by, and that we have licensed from, Acquired Intelligence. The software products, ACQUIRE(R) and ACQUIRE(R)-SDK, are produced in saleable form by Acquired Intelligence. We distribute the products to customers through the Internet. Evaluation versions of the products are available as Internet downloads. The evaluation versions are self terminating in the event that the evaluation customer does not purchase the product. Purchase of the product is mediated through the Internet as well. Upon receipt of payment or purchase order the customer receives a software key, via the internet, to unlock the complete product(s) and download such products for subsequent use on the customer's system.

Product
The software that we are licensed to sell, ACQUIRE(R) and its software development kit ACQUIRE(R)-SDK, is a software package that helps a layperson build expert system applications. Its knowledge acquisition system helps the user construct a knowledge base of existing expertise while its inference engine lets others use that knowledge. The resulting self-designed application interacts with users to gather information about their situations and applies rules from the knowledge-base to delivers answers.

This two part structure results in two important features of expert systems: (i)  it allows the system to be modified, updated and expanded more readily than traditional programs, making it easier to keep the system current with changes in the field, or with changes in users' requirements, and (2) it allows the system to provide an explanation of the reasoning behind its conclusions that is necessary to provide the credibility and confidence that people require before routinely accepting its advice.

A knowledge acquisition system is a computer program that allows the user to store expertise necessary for a knowledge-base without the assistance of a knowledge engineer. Typically in the development of an expert system application, a knowledge engineer builds the knowledge database by guiding the domain expert through a series of question and answer sessions and/or by observing problem-solving sessions. This is a long and arduous process.

ACQUIRE(R) follows a different approach to knowledge acquisition.  It helps the domain expert create a knowledge base directly, bypassing the role of the knowledge engineer, by providing users a step-by-step methodology they can follow to acquire and represent their knowledge in an expert system application.  ACQUIRE(R) handles the knowledge engineering function, allowing the users to focus on structuring their knowledge and expertise.

In operation, expert systems can fill a number of functions:

as a librarian          helping people find, organize and interpret information required to carry out a task;
as an advisor        embodying and sharing specialized expertise needed by others;
as an instructor    helping others to learn a task;
as an assistant      taking care of routine tasks to free up time for more interesting and demanding aspects of the work.

For example, manufacturing companies use expert systems like ACQUIRE(R) for the troubleshooting and repair of equipment. The expertise of company employees varies as a function of training and length of service.  A common problem facing many manufacturing companies is that when equipment fails during night-time operations, only junior employees are available to perform the troubleshooting and repair and often they are unable to successfully identify the cause and perform the required repair. In such circumstances, a customer could capture the expertise of an experienced equipment repair person through our software product and embody that expertise in an ACQUIRE(R) knowledge base so that a junior employee could consult the knowledge base to determine the specific cause(s) in a given piece of equipment and the remedial course of action to take.

Market
We believe the artificial intelligence industry is more fractured than other computer based industries and trends in the industry are difficult to predict. Based on general observations by our management, we believe the trend in the artificial intelligence and software industry is for expansion rather than contraction. The computer has long been used to store and correlate information in data banks and there are many computer programs that accommodate and enhance the installation and retrieval of stored information. Programs that utilize the technology of artificial intelligence can be determined to become more prolific in the future as the computer industry becomes more complex. These programs offer, to varying degrees, the ability to place vast amounts of information and knowledge into a computer program platform and, upon request, render various amounts of judgments and knowledge-based answers to posed questions. Our management believes that the demand for these knowledge based programs will increase in the coming years and many programs will be adapted to many industries which find the need for knowledge storage and retrieval based upon artificial (non-human) interpretation and decisions. We believe that the business of writing computer programs based on platforms that will accommodate artificial intelligence will expand.  We believe the market for products like these will be intensely competitive and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition is likely to result in price reductions and reduced gross margins, either of which could reduce our future revenues or earnings, if any.

North America and Europe are the largest markets for the ACQUIRE(R) and ACQUIRE(R)-SDK software products and North America is the largest market for ACQUIRE(R) and ACQUIRE(R)-SDK application development contracts. The customers for ACQUIRE(R) and ACQUIRE(R)-SDK span a broad array of business sectors; medicine, chemical, electrical power generation, gas distribution, oil exploration, space, semi-conductor and atomic energy to name a few.  Currently, our focus is to expand the international market for ACQUIRE(R) and ACQUIRE(R)-SDK and for application development contracts.

Competition
Many of our competitors have greater resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs. In addition, other software companies may decide to enter this field in the future.

Historically ACQUIRE(R) sold for $995. The complete set of tools was sold for a total of $1,990. This price was significantly below the major competing products. Once we finalize our marketing plan, we expect to sell the two products, ACQUIRE(R) and ACQUIRE(R)-SDK, as a single product priced at approximately $5,000. This will bring our pricing more in line with our competitors’. Our pricing advantage will come from the fact that our license agreement will enable users to use ACQUIRE(R) and ACQUIRE(R)-SDK in various applications without further licensing expense.  Customers may use each as an all-purpose analytical tool. This pricing strategy distinguishes us from our competitors who generally require additional fees for the development of different applications of their software.

In addition to having competitive prices for the products we sell, we intend to provide installation and user training and support services. We will attempt to distinguish ourselves from our competition based on both price and customer service.

Current competitors selling similar products include:

Company                                                            Product                               Price

AI Developers Inc................................    EZ-Xpert 2.2                                 $1,995

Amzi Inc..............................................     KnowledgeWright
                                                                Professional                                    $2,500
                                                                KnowledgeWright Enterprise        $10,000

Exsys Inc.............................................     CORVID single developer
                                                                 license and 20 user run time         $15,995

The Haley Enterprise Inc......................     Agent OCX for Windows                 $495

Rule Machine Corporation...................     Visual Rule Studio
                                                                Professional                                       $495
                                                                Visual Rule Studio Enterprise             $995
                                                                Visual Rule Studio Server               $5,995

Fair, Isaac & Co. NYSE:FIC.............      Blaze Advisor Developer              $25,000
                                                                license Deployment license          $150,000

Softlaw Corporation ASX: SLCPA.....     Statute Expert Developer
                                                                license                                          $12,000
                                                                Statute Expert run time per user         $225

Expert Solutions International                   Logist Single developer
Formula Systems                                      license                                            $7,500
NASDAQ:FORTY.............................    Run time license (200-250 users) $150,000

Explore Reasoning Systems Inc...........    KB agent end user license                $5,000
                                                              KB agent developers license           $10,000
                                                              KB agent end user site license         $30,000
KB agent developers site license $50,000

Strategy

To become fully operational and profitable, we must achieve each of the milestones described below.

Develop a commercially viable marketing plan and training and support service plan. Management will analyze existing sales to identify the most productive geographic territories and industries to pursue. The marketing team will then identify trade shows and advertising outlets to reach these markets and establish brand awareness. Our marketing team will interview existing customers and prospective customers to understand how our product message could be packaged for maximum affect. The results of these analyses and interviews will be formulated into a sales and marketing strategic plan. Management will also develop a plan for delivering and marketing our training and support services. Our service personnel will receive appropriate training to enable them to provide training and support service.

Market the ACQUIRE(R) and ACQUIRE-SDK(R) brand names and our training and support services. The sales force will be hired and assigned to geographic and industry targets. Management will work with the sales force to identify the needs of potential customers in their target markets. We will begin advertising to reach the target markets and we will assemble exhibits for trade shows. The sales force will operate within the marketing parameters to affect direct contact with prospective customers.

Develop and enhance our proposed marketing strategy so that our sales targets are met. The targeted geographic and industrial markets will be reviewed by our management on an ongoing basis to determine whether our marketing budget is being spent efficiently. Advertising campaigns and trade shows will be analyzed in a like manner to determine whether alternate advertising vehicles or messages should be utilized and whether alternate trade shows should be utilized to maximize the return from our marketing expenditures.

Marketing Strategy
Historically, ACQUIRE(R) and ACQUIRE(R)-SDK have been marketed passively through a product web site. Our sales and marketing team will be employed to market ACQUIRE(R) and ACQUIRE(R)-SDK through a combination of trade show presentations and aggressive promotion of a product web site through the leading search engines.  Our sales and marketing team will develop and close leads, with the final product delivery and receipt of payment being mediated through the product web site. We have not developed the Clinical Intelligence web site that we intend to use in our marketing campaign. We have not conducted any formal market studies.

We will require some time to finalize our sales and marketing plan and hire our sales and marketing team. To maintain contact with existing clients and maximize revenue, Acquired Intelligence, the licensor, has agreed to provide ongoing sales and marketing services on our behalf on a commission basis.

Acquired Intelligence will complete the sales transactions, collect the monies from clients and remit sales reports and monies due to us. A commission of 40% of the software product sales price plus any bank charges or third party commissions will be charged to us. Third party commissions arise when Acquired Intelligence makes sales through intermediary software companies, as is often the case with sales to foreign governments and in Asia. The commission for the sales intermediary sources is typically within the range of 10-15% of the product purchase price. Amounts due to us under this sales arrangement will be reduced by such commission amounts. Training and maintenance agreements are sold separately from the software. For sales of software training, Acquired Intelligence will make all the necessary arrangements with the client, conduct the training session(s) and charge us a commission of 80% of the training price plus any bank charges or third party commissions. For sales of software maintenance agreements, Acquired Intelligence will make all the necessary arrangements with the client, conduct the maintenance and support services and charge us a commission of 80% of the maintenance and support agreement price plus any bank charges or third party commissions. All payments from Acquired Intelligence to us will be made on a quarterly basis.

Employees
Currently, Gerald Trumbule and Edward Hawkins, our executive officers and directors, are our only employees. Our employees work on a part-time capacity and neither receive any compensation for their services. We have no employment agreements with our employees, offer no benefits and do not have any type of incentive compensation structure in place. Our employees are not subject to a collective bargaining agreement.

Intellectual Property
Our operations depend on our license for the ACQUIRE(R) and ACQUIRE(R)-SDK software products. We rely solely on Acquired Intelligence for intellectual property protection of ACQUIRE(R) and ACQUIRE(R)-SDK. Acquired Intelligence owns all proprietary and intellectual property rights in and to the software that we license from it, including all modifications, enhancements and improvements. Our license from Acquired Intelligence provides us with a perpetual, exclusive, transferable, world-wide license to use, display, market, promote, distribute and sublicense the ACQUIRE(R) and ACQUIRE(R)-SDK software in accordance with the terms of the license agreement. To retain the license, we must pay annual license fees to Acquired Intelligence and achieve specified performance goals. We are also required to indemnify Acquired Intelligence for, among other things:

  any action taken or permitted to be taken by Acquired Intelligence in good faith in reliance upon instructions, orders or information received from us in connection with the license agreement;
  any use of all or any part of the software in a manner not expressly authorized by the license agreement;
  any alteration or modification of all or any part of the software by us; or
  physical harm to persons or tangible personal property and real property caused by our negligence or willful misconduct.

This software is protected by Canadian and international copyright laws, multilateral and bilateral agreements and international treaties. We may request modifications to the software, but Acquired Intelligence is not required to make any modifications. Any modifications made on our behalf will be pursuant to a separate agreement negotiated with Acquired Intelligence.  We have taken no steps to protect intellectual property, nor have we required our employees to enter confidentiality agreements, covenants-not-to-compete or the like. We have not conducted any research or development, nor do we intend to conduct research or development in the future.

Risk Factors

The Company’s business is subject to many risks, including the following:

We are a development-stage company with limited prior business operations and we may not be able to establish ourselves as a going concern. We have had limited activities to date upon which an evaluation of our performance may be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business. We cannot assure you that we can successfully achieve our performance objectives, or that we will be profitable in the future. To date we have not made a profit in our business and we cannot assure you that we will be profitable in the future.

Since inception, we have realized limited revenues and earnings, and we may not be able to achieve profitable operations in the future. In order to avoid losses and negative cash flow in the future, we must:

  hire a sales force;
  hire an installation and maintenance team; and
  sell a sufficient number of software packages per quarter.

If we are unable to achieve these milestones, we will not be profitable, and we may lose our license from Acquired Intelligence, Inc.

We have limited assets and working capital and minimal shareholders' equity and, if our financial condition does not improve, we will cease operations and our shareholders will lose their entire investment. We have issued 925,500 shares of common stock to 43 shareholders (including our officers and directors) for an aggregate of $21,840 in cash.  Additional financing, whether by debt or equity, will be necessary to grow our business. We have no arrangements for any additional financing, and it is uncertain whether we can obtain such financing on acceptable terms, if at all. Any issuance of additional shares of equity at a lower price will dilute the beneficial ownership of existing holders of common stock. Any preferred stock issued by us may have rights in regard to dividends, liquidation or other matters senior to the common stock.

Our license agreement with Acquired Intelligence does not prohibit Acquired Intelligence from developing and selling similar software products which could harm our sales results. Acquired Intelligence retains ownership of the underlying computer code upon which the software products we sell is based. Under the terms of our license agreements Acquired Intelligence has the right to use this underlying computer code to develop new or modify existing software products that may compete with the software products we market and sell. We do not have the exclusive right to sell such new or modified products under our current license agreement. If Acquired Intelligence were to develop or modify a software product that is competitive with the software products we sell and to license or sell such products without our involvement, our sales results could be harmed which would adversely affect our financial condition.

We may not succeed in establishing the ACQUIRE(R) and ACQUIRE(R)-SDK (software development kit) brands. Our business is entirely dependent on selling ACQUIRE(R) and ACQUIRE(R)-SDK. Collectively, our management has limited experience selling similar software. In addition, our management provides services to us on a part-time basis for no compensation. These factors could limit the successful design and implementation of our marketing plan. If the marketing plan is not successful and we are unable to develop a sufficient number of customers, our operations and revenues will be adversely affected.

Because our executive officers and directors are our only employees, devote only a portion of their time to our business, receive no compensation and are not bound by employment agreements, we may not be able to achieve profitability or maintain our operations with the limited time commitment of these individuals and our operations will be adversely impacted if they terminate their relationship with us. We believe that our success depends upon the continued services of our management team. Because our executive officers and directors are our only employees, devote only a portion of their time to our business, receive no compensation and are not bound by employment agreements, we may not be able to achieve profitability or maintain our operations with the limited time commitment of these individuals.  Experienced management personnel with a background in, and knowledge about, development software are difficult to hire. We have no key man life insurance at this time for our management, although we may purchase this type of insurance regarding these four individuals in the future. The loss of the services of any senior management member or other key employees with extensive knowledge about our industry could adversely affect our operations and thereby our financial condition and operating results.

Our expansion depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. Competition for this type of personnel is intense, and we may not be able to hire or retain sufficient qualified personnel. Any delay in filling these positions could adversely impact our manufacturing schedule, revenues and cash flow.

One of Our Shareholders is currently employed as Director of Software Development for Acquired Intelligence which may result in certain conflicts of interest that could harm us. Mr. Side, a shareholder and our former Chief Executive Officer, is employed by Acquired Intelligence from which we license our only property. Because Mr. Side has interests on both sides of the licensing agreement, this may result in conflicts of interest. Such conflicts of interest may be resolved to our detriment, adversely affecting our financial condition and results of operations.

Technological changes in the industry for which we sell products could affect the price and competitiveness of the software we sell. We believe that the software we will sell is competitive with current products designed, licensed and sold by competitors. However, we are selling products in a field that is subject to rapid technological changes. Because we are a marketing and sales company only, we have no research and development efforts. Instead, we rely on the efforts of Acquired Intelligence. If Acquired Intelligence fails to respond to technological developments and enhance or improve the software licensed to us, our marketing and sales business could be adversely affected. Furthermore, we do not have the ability to require Acquired Intelligence to make any enhancements or improvements to the software licensed to us to satisfy any market demands that we may identify.

Our business currently depends entirely on our license agreement from and our continued relationship with Acquired Intelligence. The software products we sell are based on a license agreement with Acquired Intelligence.  To retain our license, we have to pay an annual license fee equivalent to the cost of one unit of software (currently $5,000) to Acquired Intelligence and achieve certain performance goals. If we do not comply with the licensing agreement, we would have to cease selling these software products, which could materially impair our business. The license agreement may be terminated by Acquired Intelligence if, among other things, we fail to secure appropriate financing, fail to pay the license fees or fail to achieve our specified sales performance targets. Any late fees accrue interest at 24% per annum. Furthermore, we have no assurance that Acquired Intelligence will continue as a business. If Acquired Intelligence is financially, or otherwise, unable to support the software products we sell pursuant to the license agreement, our financial condition and operating results would be severely, adversely affected.

We have a concentration of voting power. Our directors and officers own approximately 55% of the outstanding common stock. Accordingly, the directors and officers have sufficient votes to determine the persons who are elected to our Board of Directors and the outcome of matters presented to shareholders for their approval.

We may be unable to adequately protect or enforce our intellectual property rights. We will rely on trade secret law to protect our intellectual property.  These laws afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "Clinical Intelligence," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

Third parties may also claim infringement by us with respect to past, current or future technologies. Generally our license agreement requires Acquired Intelligence to indemnify us against losses, claims, damages, judgments, liabilities, or expenses resulting from claims that the software infringes a registered Canadian copyright or patent. However, there are certain circumstances under which we would be required to indemnify Acquired Intelligence, including without limitation, for:

  any action taken or permitted to be taken by Acquired Intelligence in good faith in reliance upon instructions, orders or information received from us in connection with the license agreement;
  any use of all or any part of the software in a manner not expressly authorized by the license agreement;
  any alteration or modification of all or any part of the software by us; or
  physical harm to persons or tangible personal property and real property caused by our negligence or willful misconduct.

Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

Furthermore, no precautions have been taken to preclude claims by prior employees for conversion or theft of trade secrets, know-how or other proprietary information by our employees.

We anticipate that a significant portion of our customer base will be foreign.  Because we anticipate having a significant percentage of foreign customers, our operations may be materially affected by  (1) foreign government regulations, (2) foreign laws and regulations related to the protection and enforcement of intellectual property rights, (3) foreign exchange control regulations, (4) import/export restrictions, (5) foreign economic instability, (6) political instability, (7) adverse exchange movement of the U.S. dollar versus other currencies, and (8) tariffs, trade barriers and other trade restrictions by the U.S. government or foreign governments on products or components shipped from or to foreign sources.

Item 2. Description of Property

The Company does not own any real property.  The Company maintains its offices at the office of Gerald Trumbule, located at 1629 York Street, Suite 102, Denver, Colorado  80206. We have verbal arrangements with Mr. Trumbule to use his office free of charge for the foreseeable future, although this arrangement might not be legally enforceable. The space the Company currently occupies is expected to be adequate to meet our foreseeable future needs.

Our principle property is a license for the ACQUIRE(R) and ACQUIRE(R)-SDK computer technology.  We do not own or lease any real property. We intend to purchase computers and other general office equipment in the future.

Item 3. Legal Proceedings

On February 3, 2005, Merrill Communications, LLC (“Merrill”) filed a complaint against the Company.  Merrill is a New York company that provides printing and document conversion services.  Merrill is seeking monies owed for services it claims it rendered to the Company, along with interest, in the approximate amount of $25,820.  The Company did not enter into a contract with Merrill and did not know Merrill had rendered services until after the services were rendered.  The Company did not agree to pay Merrill at any price and had no opportunity to negotiate price, terms or extent of services to be performed.  The Company is in the process of defending its position against Merrill and expects a favorable outcome.   An unfavorable outcome may further aggravate our financial situation.

Item 4. Submission of Matters to a Vote of Security Holders

No items have been submitted to a vote of security holders in the past year.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          a.  Market Information.  There is no public trading market for the Company’s common stock at present and there has been no public trading market during the last two fiscal years or since inception.

          b. Holders. There are 43 holders of the Company’s common stock. The Company has issued and outstanding 925,500 shares of its common stock.  The 925,500 outstanding shares of our common stock were registered pursuant to a registration statement dated August 25, 2004 and may be resold without restriction.

          c. Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

          d.  Securities Authorized for Issuance Under Equity Compensation Plans.  The Company has adopted no equity or other compensation plans and there are no outstanding options, warrants or other rights to acquire equity securities of the Company.

          e. Transfer Agent. The transfer agent and registrar for the Company's common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado  80209.

          f.  Sale or Purchases of Unregistered Securities.  During the period from May 18, 2000 through June 30, 2003, we issued and sold an aggregate of 925,000 shares of common stock to a total of 42 persons, including our directors and officers, for cash consideration totaling $21,340.   With respect to these sales, we relied upon the exemption from registration with the U.S. Securities and Exchange Commission provided under the Securities Act and Regulation D promulgated thereunder, and exemptions provided under the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts relied upon by us to make the Federal exemption available include, among others, the following:

  The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the 12 months before the start of and during the offering;
  No general solicitation or advertising was conducted by Clinical Intelligence in connection with the offering of any of the shares;
  Each investor was an accredited investor as defined in Rule 501 of Regulation D, and had access to information enabling them to evaluate the merits and risks of an investment in Clinical Intelligence; and
  The fact that we have not been since our inception (a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; (b) an "investment company" within the meaning of the Investment Company Act of 1940; or (c) a development stage company that either has no specific business plan or purpose or has indicated that our business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

          g.  Sale or Purchase of Registered Securities.  On August 25, 2004, the Company entered into a public offering of its common stock.  Through its officers and directors, the Company offered 1,225,000 shares of its $.001 par value common stock which included:  300,000 shares offered by the Company and 925,000 shares offered by the selling shareholders.  The offering price was $1.00 per share.  The Company sold 500 shares of its common stock through this offering and closed the offering on November 23, 2004.  All of the Company’s outstanding shares were registered pursuant to the registration statement filed in connection with this offering and therefore, may be sold without restriction.

Item 6. Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.

Results of Operations

The Company was not profitable during the year ended December 31, 2004 and has not operated profitably since inception.

Fiscal 2004 Compared with Fiscal 2003

The Company had $6,903 in revenue from continuing operations for the year ended December 31, 2004 and revenue of $7,634 for the year ended December 31, 2003.

General and administrative expenses for the year ended December 31, 2004 were $103,240 compared to $25,916 for 2003. Expenses consisted of amortization, services contributed by officers, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2004 were primarily due to the write off of $73,587 of deferred offering costs as financing fees.

Because of the foregoing factors, the Company realized a net loss of $97,366 for the year ended December 31, 2004 as compared to net loss of $18,282 for 2003.

Liquidity and Capital Resources

At December 31, 2004 the Company had current assets consisting of $3,165 cash on hand.  Current liabilities consisted of accounts payable of $56,750, notes payable to a shareholder of $9,000, accrued interest of $429 and notes payable to others of $10,000 for a total current liabilities of $76,179.

During the last fiscal year, the Company received loans totaling $6,000 from Edward H. Hawkins, the controlling stockholder of the Company, and $3,000 from Gerald Trumbule, the Chief Financial Officer of the Company.  The Company also received a $10,000 loan from an outside party.  Presently, the Company lacks financial resources to repay these obligations as they mature during the coming year.  The Company anticipates that the loans will be renewed and extended in the event the Company is unable to repay the debt at maturity.   The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers.  The Company will find it necessary to raise additional capital.  The Company may sell common stock of the Company or enter into additional debt financing agreements.

To consummate our business plan, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations.  We can give no assurance that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies.  Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Item 7. Financial Statements

Financial statements for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Section 14.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In March of 2005, the Company changed accounting firms from Gordon, Hughes & Banks, LLP to Stark Winter Schenkein & Co., LLP.  Gordon Hughes & Banks LLP, declined to stand for re-election as auditor for the company as of March 23, 2005 for the fiscal year ended December 31, 2004.   The principal accountant's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.   The decision of the Board of Directors to retain Stark Winter Schenkein & Co., LLP as the Company’s new independent certifying accountant was based entirely on the declination of the former independent certifying accountant to act as auditor for the company.  There were no disagreements with the former accountant, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Item 8A.  Controls and Procedures.

          a.  Evaluation of Disclosure Controls and Procedures. Our Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

          b.  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Edward H. Hawkins	80	Secretary, Director
Gerald H. Trumbule	63	President, Treasurer, Director

The above listed directors have served as directors since inception of the Company and will serve as directors until the next annual meeting of the shareholders or until their death, resignation, retirement, removal or disqualification or until their successors have been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board.

On December 31, 2004, Mr. Robert Side was the Chief Executive Officer, President and a Director of the Company.  Mr. Side tendered his resignation as an officer and director of the Company on June 28, 2005.  Mr. Side, who is 41 years old, currently serves as the Director of Software Development Education for Acquired Intelligence, Inc. and has done so since 1988.  Mr. Side has a M.S. Degree and a B.S. Degree from the University of Victoria in British Columbia.

On December 31, 2004, Mr. John Pither was the Company’s Chairman of the Board.  Mr. Pither tendered his resignation as Chairman of the Board of the Company on June 28, 2005.  Mr. Pither, who is now 74 years old, currently owns Sungift, PLC, a distributor of mobility products for direct sales education, and has done so since 1990.  Mr. Pither is a graduate of the Thames Nautical Training College.

Mr. Side and Mr. Pither resigned because they both determined that their other business endeavors did not permit the time necessary to serve as officers and directors of the Company.  On June 28, 2005, the Board of Directors appointed Mr. Gerald H. Trumbule to fill the positions of President, Treasurer and Chairman.

Background

The Company’s President and Chief Financial Officer, Gerald Trumbule, currently serves as the Secretary to Video Developments, Inc. and has done so since 2002.  From 1998 to 2000, Mr. Trumbule was the President of I-Tech, Inc.  Mr. Trumbule has a PhD in Physiological Psychology from the University of Pennsylvania, a M.S. Degree in Experimental Psychology from the University of Pennsylvania and a B.S. Degree in Psychology from the University of Maryland.

Mr. Edward H. Hawkins is the Secretary of the Company.  From 2002 to the Present, Mr. Hawkins is the President and Chief Operating officer of EH Consulting, Inc.  From 1980 to 2002, Mr. Hawkins was the Corporate Secretary for RH Consulting, Inc., a financial and management consulting company.  Mr. Hawkins has an Associate Degree from San Francisco Arts and Crafts and has served as an instructor in screenwriting at Arapahoe Community College in Denver, Colorado.

Conflicts of Interest

All of our officers and directors are associated with other firms involved in a range of business activities.  Consequently, there are potential conflicts for their services in their acting as officers and directors of the Company while they have other business obligations.  Our officers and directors plan to spend only approximately 25% of their time on the business and affairs of the Company.

In the future, our officers and directors may become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to our officers and directors acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of our officers and directors in the performance of their duties or otherwise. The Company does not have a right of first refusal pertaining to opportunities that come to our officers’ and directors’ attention insofar as such opportunities may relate to the Company’s proposed business operations.

The Company’s officers and directors, so long as they are officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and to the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of their fiduciary duties to us. If both Clinical Intelligence and the companies in which our officers and directors are affiliated with desire to take advantage of an opportunity, then our officers and directors would abstain from negotiating and voting upon the opportunity.

Compliance with Section 16(a) of the Exchange Act

There are no known deficiencies of applicable obligations under Section 16(a) of the Exchange Act by any Officer, Director, or person holding more than 10% of our outstanding common stock.

Item 10. Executive Compensation

The Company’s officers and directors currently do not receive any compensation for their services rendered unto the Company, nor have they received compensation in the past.  The Company does not intend to pay the officers, directors and key employees a salary or compensate them with other remuneration until we start generating revenue from operations.   The Company does not have any employment agreements with its officers, directors or key employees and does not contemplate any in the near future.

No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below lists the beneficial ownership of the Company’s voting securities by each person know by the Company to be the beneficial owner of more than 5% of such securities, with the address of such person, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Position	Number of Shares	Percent of Total (1)
Common	Edward H. Hawkins 1629 York Street, Suite 102 Denver, Colorado 80206	Secretary/ Director	502,500	54.29%
	Robert Side 3859 LeFran Road, RR#2 Cobble Hill, BC V0R 1L0		112,500(2)	12.16%
	Cobra Enterprises, Ltd. 54058 Athol Street Douglas Isle of Man LM! 1JD British Isles		100,000(3)	10.80%
	Gerald H. Trumbule 1629 York Street, Suite 102 Denver, Colorado 80206	President/ Treasurer/ Director	5,000.54%

_____________________

(1)	Based upon 925,500 shares of our common stock issued and outstanding as of the date of this Form 10-KSB.
(2)	5,000 shares of which are held by Mr. Side’s wife, Wai Kwan Alice Hung.
(3)	Cobra Enterprises Limited, an Isle of Man corporation, is an investment company managed by Roger J. Bennett who has sole investment and voting authority.

The balance of the Company’s outstanding common stock is held by 38 persons.   There are no owners of the Company’s preferred stock.

Item 11A.  Audit Committee

          a.  Audit Committee Financial Expert.  The Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on its audit committee.  The Company does not have a financial expert on its audit committee because the Company does not have a separate audit committee and because the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary.  In addition, the board of directors does not believe it can find a qualified person willing to sit on the board of directors and serve as a financial expert on the audit committee without paying such person compensation and other benefits which the Company is unable to pay due to its limited financial resources.

          b.  Identification of Audit Committee.  The Company has not established a standing audit committee of the board of directors.  The Company’s board of directors does not include any outside or independent director.  As a result, Mr. Trumbule acts as the audit committee.

          c.  Code of Ethics.  The Company has not adopted a Code of Ethics that applies to the Company’s principal executive officers, the principal financial officer, the principal accounting officer or the controller.  No Code of Ethics has been adopted because the Company and the board of directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct.  The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

Item 12. Certain Relationships and Related Transactions

Mr. Side, our former President, is currently the Director of Software Development for Acquired Intelligence and will continue in that capacity for the foreseeable future. The success of our business relies entirely on products and our license from Acquired Intelligence.

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Item
Number                                   Description

 (2.1)         Certificate of Incorporation of Clinical Intelligence, filed
                  July 24, 2003*
(2.2)          Bylaws of Clinical Intelligence, Inc.*
(3.1)          Certificate of Incorporation (included in exhibit 2.1)*
(3.2)          Bylaws (included in exhibit 2.2)*
(3.3)          Form of stock certificate*
(6.1)          License Agreement*
(6.2)          Amendment to License Agreement*
(10.1)        Consent of attorney*
(10.2)        Consent of Independent Registered Public Accounting Firm*
(31.1)        Certification Pursuant to 18 U.S.C. Section 1350
(32.1)        Certification Pursuant to 18 U.S.C. Section 1350

*Incorporated by reference to exhibits to Amendment 5 to Form SB-1 filed July 30, 2005.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

          a.  Audit Fees.  The following table shows the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s form SB-1 and five subsequent amendments and services that were provided by the accountant in connection with statutory and regulatory filings of the Company.

Date Billed	Action	Fee
August 22, 2004	Amendment 5 to Form SB-1 filed in July 2004	$400.00
July 2, 2004	Amendment 4 to Form SB-1 filed in June 2004	$900.00
April 22, 2004	Audit of December 31, 2003 Financial Statements	$5,500.00
February 6, 2004	Amendment 1 to Form SB-1 filed in February 2004	$750.00
November 3, 2003	For Services in Connection with Form SB-1 Filed in October 2003	$1,000.00
November 3, 2003	Audit of December 31, 2002 and December 31, 2001 Financial Statements	$3,500.00
September 26, 2003	Audit of December 31, 2002 Financial Statements	$2,500.00

          b.  Tax Fees.  The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services.

FORM 10-KSB
CLINICAL INTELLIGENCE, INC.
INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                                          Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statement Of Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Clinical Intelligence, Inc.

We have audited the accompanying balance sheet of Clinical Intelligence, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinical Intelligence, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements the Company has incurred losses from operations and has both working capital and stockholders’ deficits as of December 31, 2004. These conditions raise serious doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
September 30, 2005

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2004

ASSETS
Current Assets
Cash and Cash Equivalents	$ 3,165

Total Current Assets	3,165
Other Assets
Software License (Net of accumulated amortization of $5,153)	1,983

$ 5,148

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts Payable	$ 56,750
Loans from Shareholders	9,000
Accrued Interest	429
Notes Payable	10,000

Total Current Liabilities	76,179
Stockholders' (Deficit)

Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares
authorized; 925,500 shares issued and outstanding	926
Additional Paid In Capital	44,634
(Deficit) accumulated during the development stage	(116,591)

(71,031)

$ 5,148

The accompanying notes are an integral part of the financial statements.

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and December 31, 2003,
and the Period from Inception (May 18, 2000) to December 31, 2004

	Years Ended		Inception to
	December 31,	December 31,	December 31,
	2004	2003	2004

REVENUES
Sales	$ 6,903	$ 7,634	$ 16,232

EXPENSES
General and administrative	103,241	25,916	131,794

(Loss) From Operations	(96,338)	(18,282)	(115,562)

OTHER INCOME (EXPENSE)
Loan Interest	(1,029)	-	(1,029)

NET (LOSS) BEFORE INCOME TAXES	(97,367)	(18,282)	(116,591)

INCOME TAX EXPENSE	-	-	-

NET (LOSS)	$ (97,367)	$ (18,282)	$ (116,591)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	925,000	809,897

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$(0.11)	$(0.02)

The accompanying notes are an integral part of the financial statements.

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
Statement of Stockholders’ (Deficit)
Inception (May 18, 2000) through December 31, 2004
				(Deficit)
	Common Stock		Additional	Accumulated	Total
	Number of		Paid-In	in the	Stockholders'
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance at Inception (May 18, 2000)	-	$-	$-	$-	$-

Shares Issued for
Cash at $.00177 per share	500,000	500	385	-	885

Net (Loss)	-	-	-	(838)	(838)

Balance at December 31, 2000	500,000	500	385	(838)	47

Shares Issued for
Cash at $.04 per share	2,500	2	98	-	100

Shareholder
Contributed Services	-	-	1,320	-	1,320

Net (Loss)	-	-	-	(104)	(104)

Balance at
December 31, 2002	502,500	502	1,803	(942)	1,363

Shares Issued for
Cash at $.04817	422,500	423	19,932	-	20,355

Shareholder
Contributed Services	-	-	10,880	-	10,880

Net (loss)	-	-	-	(18,282)	(18,282)

Balance at
December 31, 2003	925,000	925	32,615	(19,224)	14,316

Issue Shares for
Cash at $1.00 per share	500	1	499	-	500

Shareholder Contributed Services	-	-	11,520	-	11,520

Net (loss)	-	-	-	(97,367)	(97,367)

Balance at
December 31, 2004	925,500	$926	$44,634	$(116,591)	$(71,031)

The accompanying notes are an integral part of the financial statements.

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, and December 31, 2003,
and the Period from Inception (May 18, 2000) to December 31, 2004

			Inception
	Years Ended		to
	December 31,	December 31,	December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(97,367)	$(18,282)	$(116,591)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Amortization	2,378	2,378	5,153
Contribution of Services by Stockholders	11,520	10,880	23,720
Decrease in Accounts Receivable	-	4,561	-
(Increase) Decrease in Deferred Offering Costs	35,273	(35,273)	-
Increase in Accounts Payable	31,105	15,645	56,750
Increase in Accrued Interest	429	-	429

Net Cash Flows (used in) Operating Activities	(16,662)	(20,091)	(30,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Software Licensing Rights	-	-	(7,136)

Net Cash Flows (used in) Investing Activities	-	-	(7,136)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from Shareholders	9,000	-	9,000
Increase in Notes Payable	10,000	-	10,000
Proceeds from the Issuance of Common Stock	500	20,355	21,840

Net Cash Flows provided by Financing Activities	19,500	20,355	40,840

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,838	264	3,165

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	327	63	-

END OF PERIOD	$3,165	$327	$3,165

The accompanying notes are an integral part of the financial statements.

CLINICAL INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Nature of Business and Organization
Clinical Intelligence, Inc. (the "Company") was organized on May 18, 2000 (inception) as a corporation (operations began in 2001). On November 1, 2002, the Company acquired the license to market and to sell the computer technology entitled "Acquire" from the licensor Acquired Intelligence Limited of Victoria, British Columbia.

Development Stage
Since May 18, 2000 (Inception) the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital, securing the rights to the "Acquire" license, and initial business plan implementation.

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

Fiscal Year
The Company has selected a December 31 fiscal year end.

Revenue Recognition
The Company's revenue recognition policies comply with American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition." These statements provide criteria to be met in order for revenue to be recognized. The Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collection is probable.

To date, this has occurred when Acquired Intelligence, Inc. as an agent for the Company, collects monies from clients and sends sales reports and remits monies due to the Company. The Company has recorded revenues to date net of commissions and other fees that Acquired Intelligence, Inc. has charged the Company. To date, no training or customized development services have been provided. Those services are to be negotiated on a separate basis and recorded as revenue when the Company or its agent performs such services.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value, plus accrued interest.

Organization Costs
The Company accounts for organization costs under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires that all organization costs be expensed as incurred.

Impairment or Disposal of Long-Lived Assets
The Company has implemented the Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 clarified the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  No impairment was recorded for the year ended December 31, 2004.

Depreciation and Amortization
The Company's primary amortizable asset is its acquired software license, which is being amortized over a period of three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the non amortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company performs its annual impairment review during the fourth quarter each year.   No impairment was recorded for the year ended December 31, 2004.

Fair Value of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of the Company's financial instruments (cash), accounts payable and notes payable approximates fair value, at December 31, 2004, as the financial instruments are short term in nature or payable on demand.

Software and Website Costs
The Company utilizes the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," and the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 00-2 "Accounting for Web Site Development Costs," to account for certain software and web site development costs. In accordance with SOP 98-1 and EITF 00-2, the Company expenses software and web site costs incurred in the planning, conceptualization, performance standards development and technology selection stages. Thereafter, the Company capitalizes direct internal and third party labor costs plus hardware and software costs involved in software and initial site application development.

Costs of maintenance, training and normal software and web site updates are expensed as incurred. The capitalized costs of the software and web site are subject to impairment evaluation in accordance with SFAS No. 144. Software and web site costs will be amortized over their useful lives on a straight-line basis once the products or websites are fully operational. As of December 31, 2004, the Company has acquired the rights to a software license for a total external cost basis of $7,136 ($10,000 paid less receivables acquired from the seller). The cost of the software is being amortized over its useful life of three years. For the years ended December 31, 2004 and December 31, 2003 and the cumulative period from May 18, 2000 (inception) through December 31, 2004, the Company incurred amortization expense totaling $2,378, $2,378, and $5,153, respectively.

Deferred Offering Costs
The Company incurred expenses related to a Form SB-1 registration statement that was completed November 23, 2004.  Since July of 2003, the Company incurred costs of $73,587 associated with this offering which were recorded as deferred offering costs until such time that proceeds from the anticipated offering were received. The offering was completed and the deferred offering costs were written off to financing expense.

Net (Loss) Per Common Share
The Company follows SFAS 128, “Earnings Per Share.”  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Pronouncements
In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non Monetary Assets,” an amendment to Opinion No. 29, “Accounting for Non Monetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for non monetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

NOTE B - STOCKHOLDERS' (DEFICIT)

Preferred Stock
The Company has authorized the issuance of 10,000,000 $0.001 par value shares of preferred stock. The preferred shareholders have voting rights the same as the common shareholders. To date, no shares of preferred stock have been issued or are outstanding.

Common Stock
Since inception, the Company has issued 925,500 shares of $0.001 par value common stock in exchange for $21,840. To date, no dividends have been declared.

NOTE C - RELATED PARTY TRANSACTIONS

Since the Company's inception, the President and the Secretary of the Company and other at-will employees have contributed services valued at $23,720. All are stockholders of the Company. The costs were expensed as compensation and included as general and administrative costs on the statements of operations.

The former President of the Company is also the Director of Software Development for Acquired Intelligence, Limited, the entity from whom the Company will be licensing the "Acquire" software products and the entity that is currently selling the related software products on behalf of the Company.  All revenues recognized since inception have been done so in accordance with the agreement with Acquired Intelligence, Limited.

During the year ended December 31, 2004, the Company received a series of advances from two shareholders totaling $9,000. The advances bear annual interest at 8% and mature on August 2, 2007.

NOTE D - INCOME TAXES

The Company is subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised mainly of net operating loss carry-forwards.

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows

	2004	2003

Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

The Company has net operating loss carryforwards of approximately $116,560 expiring between the years 2022 and 2024. The tax benefit of these net operating losses, which totals approximately $17,480, has been offset by a full allowance for realization.  For the year ended December 31, 2004, the valuation allowance increased by $14,600.

NOTE E - OFFERING OF EQUITY SECURITIES

On August 25, 2004, the Company entered into a public offering of its common stock.  The Company offered 1,225,000 shares of its $.001 par value common stock which included:  300,000 shares offered by the Company and 925,000 shares offered by the selling shareholders.  The offering price was $1.00 per share.  The Company sold 500 shares of its common stock through this offering and closed the offering on November 23, 2004.  All of the Company’s outstanding shares were registered pursuant to the registration statement filed in connection with this offering and therefore, may be sold without restriction.

NOTE F – SUBSEQUENT EVENTS

On February 3, 2005, Merrill Communications, LLC (“Merrill”) filed a complaint against the Company.  Merrill is a New York company that provides printing and document conversion services.  Merrill is seeking monies owed for services it claims it rendered to the Company, along with interest in the approximate amount of $25,820.  The Company did not enter into a contract with Merrill and did not know Merrill had rendered services until after the services were rendered.  The Company did not agree to pay Merrill at any price and had no opportunity to negotiate price, terms or extent of services to be performed.  The Company is in the process of defending its position against Merrill but is unable to predict the outcome.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                           CLINICAL INTELLIGENCE, INC.

Date:       October 19, 2005                                                By /s/ Gerald Trumbule
                                                                                           Gerald Trumbule, Chief Financial Officer